Form 10-Q
period 1999-06-30
BRESNAN COMMUNICATIONS GROUP LLC; BRESNAN CAPITAL CORP
filed 1999-09-10
CIK 1085399, 1013692

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                       COMMISSION FILE NUMBERS: 333-77637
                                                333-77637-01


                        BRESNAN COMMUNICATIONS GROUP LLC
                           BRESNAN CAPITAL CORPORATION
           (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

            DELAWARE                                           38-2558446
            DELAWARE                                           13-3887244
  (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification Number)

                             709 WESTCHESTER AVENUE
                          WHITE PLAINS, NEW YORK 10604
                       (Address of Registrants' Principal
                     Executive Offices, including zip code)

                                 (914) 993-6600
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Bresnan Communications Group LLC    Not Applicable
Bresnan Capital Corporation         100 shares

                                      INDEX

                                                                                                                  PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


Bresnan Communications Group LLC
Unaudited Consolidated Financial Statements
Consolidated Balance Sheet as at December 31, 1998 and June 30,1999..................................................3
Consolidated Statement of Operations and Member's Equity (Deficit) for the three months ended June 30, 1998 and 1999 and the six months ended June 30, 1998 and 1999.........................................4
Consolidated Statement of Cash Flows for the six months ended June 30, 1998 and 1999.................................5
Notes to Consolidated Financial Statements ..........................................................................6

Bresnan Capital Corporation
Balance Sheets as at December 31, 1998 and June 30,1999.............................................................12
Note to Balance Sheets..............................................................................................13

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................................23

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K...........................................................................24

ITEM 1.  FINANCIAL STATEMENTS

                                            BRESNAN COMMUNICATIONS GROUP LLC

                                               CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)
                                                     (IN THOUSANDS)

                                                             DECEMBER 31,     JUNE 30,
                                                                 1998           1999
                                                              ---------       ---------
                        ASSETS
Cash and cash equivalents .............................       $   6,636       $   2,488
Restricted cash .......................................          47,199             338
Trade and other receivables, net ......................           8,874           8,917
Property and equipment, at cost:
  Land and buildings ..................................           4,123           6,708
  Distribution systems ................................         443,114         469,677
  Support equipment ...................................          50,178          56,651
                                                              ---------       ---------
                                                                497,415         533,036
  Less accumulated depreciation .......................         190,752         202,160
                                                              ---------       ---------
                                                                306,663         330,876
Franchise costs, net ..................................         291,103         324,990
Other assets, net of accumulated amortization .........           3,961          23,515
                                                              ---------       ---------
       Total assets ...................................       $ 664,436       $ 691,124
                                                              =========       =========

      LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Accounts payable ......................................       $   3,193       $   5,442
Accrued expenses ......................................          13,395          20,503
Accrued interest ......................................          21,835          17,573
Due to affiliated companies ...........................              --           3,698
Debt ..................................................         232,617         846,364
Other liabilities .....................................          11,648           6,015
                                                              ---------       ---------
       Total liabilities ..............................         282,688         899,595
Member's equity (deficit) .............................         381,748        (208,471)
                                                              ---------       ---------
Commitments and contingencies (note 5)
       Total liabilities and member's equity (deficit)        $ 664,436       $ 691,124
                                                              =========       =========



          See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC

       CONSOLIDATED STATEMENTS OF OPERATIONS AND MEMBER'S EQUITY (DEFICIT)
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                              THREE MONTHS                      SIX MONTHS
                                                              ENDED JUNE 30,                    ENDED JUNE 30,
                                                              --------------                    --------------
                                                          1998             1999             1998             1999
                                                        ---------        ---------        ---------        ---------
Revenue .........................................       $  63,990        $  69,996        $ 126,453        $ 137,291
Operating costs and expenses:
  Programming (note 4) ..........................         415,707           18,004          431,198           35,752
  Operating .....................................          16,067            8,159          114,382           15,698
  Selling, general and administrative (note 4) ..          14,072           17,086           25,863           32,806
  Depreciation and amortization .................         113,661           12,366          126,441           26,035
                                                        ---------        ---------        ---------        ---------
                                                           49,507           55,615           97,884          110,291
                                                        ---------        ---------        ---------        ---------
       Operating income .........................          14,483           14,381           28,569           27,000
Other income (expense):
  Interest expense:
     Related party (note 4) .....................            (474)              --             (944)            (152)
     Other ......................................          (4,192)         (17,395)          (8,484)         (31,789)
  Gain (loss) on sale of cable television systems            (141)              11            6,869             (170)
  Other, net ....................................              45             (355)              (9)            (437)
                                                        ---------        ---------        ---------        ---------
                                                           (4,762)         (17,739)          (2,568)         (32,548)
                                                        ---------        ---------        ---------        ---------
       Net earnings (loss) ......................           9,721           (3,358)          26,001           (5,548)
Member's equity (deficit)
  Beginning of period ...........................         363,697         (210,349)         359,098          381,748
  Operating expense allocations and charges .....         117,726           18,347          134,079           35,850
  Cash transfers, net ...........................         (30,759)              --          (58,793)              --
  Capital contributions by members ..............              --               --               --          136,500
  Capital distributions to members ..............              --          (13,111)              --         (757,021)
                                                        ---------        ---------        ---------        ---------
  End of period .................................       $ 360,385        $(208,471)       $ 360,385        $(208,471)
                                                        =========        =========        =========        =========


          See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)





                                                                            1998             1999
                                                                          ---------        ---------
Cash flows from operating activities:
  Net earnings (loss) .............................................       $  26,001        $  (5,548)
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization ................................          26,441           26,035
     Loss (gain) on sale of cable systems .........................          (6,869)             169
     Amortization of deferred financing costs .....................              --            2,746
     Changes in operating assets and liabilities, net of effects of acquisitions:
      Change in receivables .......................................           3,152           (5,766)
      Change in other assets ......................................             284           (3,858)
      Change in accounts payable, accrued expenses and
        other liabilities .........................................          (1,194)           9,223
                                                                          ---------        ---------
         Net cash provided by operating activities ................          47,815           23,001
                                                                          ---------        ---------
Cash flows from investing activities:
  Capital expended for property and equipment .....................         (17,236)         (22,827)
  Capital expended for franchise costs ............................          (3,534)            (811)
  Cash paid in acquisitions .......................................         (16,500)         (64,763)
  Proceeds on dispositions of cable televisions systems ...........          12,000            4,097
  Change in restricted cash .......................................         (12,000)          46,861
                                                                          ---------        ---------
          Net cash used in investing activities ...................         (37,270)         (37,443)
                                                                          ---------        ---------
Cash flows from financing activities:
  Borrowings under note agreement .................................          33,400          867,751
  Repayments under note agreement .................................         (15,301)        (254,004)
  Deferred finance costs paid .....................................              --          (18,781)
  Contributions from members ......................................              --          136,500
  Distributions to members ........................................         (24,764)        (721,172)
                                                                          ---------        ---------
          Net cash provided by financing activities ...............          (6,665)          10,294
                                                                          ---------        ---------
          Net increase (decrease) in cash .........................           3,880           (4,148)
Cash and cash equivalents:
  Beginning of period .............................................           6,957            6,636
                                                                          ---------        ---------
  End of period ...................................................       $  10,837        $   2,488
                                                                          =========        =========
Supplemental disclosure of cash flow information -- cash
  paid during the period for interest .............................       $   8,895        $  33,457
                                                                          =========        =========




          See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

(1) BASIS OF PRESENTATION

    Bresnan Communications Group LLC and its subsidiaries ("BCG" or the "Company") are wholly owned by Bresnan Communications Company Limited Partnership, a Michigan limited partnership ("BCCLP"). BCG is a Delaware limited liability corporation formed on August 5, 1998 for the purpose of acting as co-issuer with its wholly-owned subsidiary, Bresnan Capital Corporation ("BCC"), of $170,000 aggregate principal amount at maturity of 8% Senior Notes and $275,000 aggregate principal amount at maturity of 9.25% Senior Discount Notes, both due in 2009 (collectively the "Notes"). Prior to the issuance of the Notes on February 2, 1999, BCCLP completed the terms of a contribution agreement dated June 3, 1998, as amended, whereby certain affiliates of Tele-Communications, Inc. ("TCI") contributed certain cable television systems along with assumed TCI debt of approximately $708,854 to BCCLP. In addition, Blackstone BC Capital Partners L.P. and affiliates contributed $136,500 to BCCLP. Upon completion of the Notes offering on February 2, 1999 BCCLP contributed all of its assets and liabilities to BCG, which formed a wholly owned subsidiary, Bresnan Telecommunications Company LLC ("BTC"), into which it contributed all of its assets and certain liabilities. The above noted contributed assets and liabilities were accounted for at predecessor cost, as reflected in Bresnan Communication Group Systems financial statements, because of the common ownership and control of TCI and have been reflected in the accompanying financial statements in a manner similar to pooling of interests.

    The Company owns and operates cable television systems in small- and medium-sized communities in the midwestern United States.

    The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the period ended June 30, 1999 are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto of the predecessor to the Company contained in the Bresnan Communications Group Systems financial statements for the year ended December 31, 1998.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2) ACQUISITIONS AND DISPOSITIONS

    In February 1998, the Company acquired certain cable television assets located in Michigan which were accounted for under the purchase method. The purchase price was allocated to the cable television assets acquired in relation to their fair values as increase in property and equipment of $3,703 and franchise costs of $12,797. In addition, the Company acquired two additional systems in the first quarter of 1999 which were accounted for under the purchase method. The purchase prices were allocated to the cable television assets acquired in relation to their estimated fair values as increases in property and equipment of $22,200 and franchise costs of $44,600.

    The results of operations of these cable television systems have been included in the accompanying consolidated statements of operations from their dates of acquisition. Pro forma information has not been presented because the effect was not significant.

                        BRESNAN COMMUNICATIONS GROUP LLC

                                  JUNE 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)


    The Company also disposed of cable television systems during 1998 and 1999 for gross proceeds of $12,000 and $4,400 respectively, resulting in a gain
(loss) on sale of cable television systems of $6,869 and $(170) for 1998 and 1999, respectively. The results of operations of these cable television systems through the dates of the dispositions and the gain (loss) from the dispositions have been included in the accompanying consolidated statements of operations. As part these dispositions, the Company received cash that is restricted to reinvestment in additional cable television systems.

(3) DEBT

        Debt is summarized as follows:


                                    JUNE 30, 1999
                                    -------------
Senior Credit Facility(a) ......       $500,000
Senior Notes Payable(b) ........        170,000
Senior Discount Notes Payable(b)        175,021
Other Debt .....................          1,343
                                       --------
                                       $846,364
                                       ========

----------

(a) The Senior Credit Facility represents borrowings under a $650,000 senior reducing revolving credit and term loan facility as documented in the loan agreement as of February 2, 1999. The Senior Credit Facility calls for a current available commitment of $650,000 of which $500,000 is outstanding at June 30, 1999. The Senior Credit Facility provides for three tranches, a revolving loan tranche for $150,000 (the "Revolving Loan"), a term loan tranche of $328,000 (the "A Term Loan" and together with the Revolving Loan, "Facility A") and a term loan tranche of $172,000 (the "Facility B").

        The commitments under the Senior Credit Facility will reduce commencing with the quarter ending March 31, 2002. Facility A permanently reduces in quarterly amounts ranging from 2.5% to 7.5% of the Facility A amount starting March 31, 2002 and matures approximately eight and one half years after February 2, 1999. Facility B is also to be repaid in quarterly installments of .25% of the Facility B amount beginning in March 2002 and matures approximately nine years after February 2, 1999, on which date all remaining amounts of Facility B will be due and payable. Additional reductions of the Senior Credit Facility will also be required upon certain asset sales, subject to the right of the Company and its subsidiaries to reinvest asset sale proceeds under certain circumstances. The interest rate options include a LIBOR option and a Prime Rate option plus applicable margin rates based on the Company's total leverage ratio, as defined. In addition, the Company is required to pay a commitment fee on the unused revolver portion of Facility A which will accrue at a rate ranging from .25% to .375% per annum, depending on the Company's total leverage ratio, as defined.

                        BRESNAN COMMUNICATIONS GROUP LLC

                                  JUNE 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)


         The rate applicable to balances outstanding at June 30, 1999 ranged from 7.00% to 7.85%. Covenants of the Senior Credit Facility require, among other conditions, the maintenance of specific levels of the ratio of cash flows to future debt and interest expense and certain limitations on additional investments, indebtedness, capital expenditures, asset sales and affiliate transactions.

(b) On February 2, 1999, the Company sold $170,000 aggregate principal amount senior notes payable (the "Senior Notes"). In addition, on the same date, the Company issued $275,000 aggregate principal amount at maturity of senior discount notes, (the "Senior Discount Notes") for approximately $175,000 gross proceeds (collectively the "Notes").

         The Senior Notes are unsecured and will mature on February 1, 2009. The Senior Notes bear interest at 8% per annum payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1999.

         The Senior Discount Notes are unsecured and will mature on February 1, 2009. The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and will accrete at a rate of approximately 9.25% per annum, compounded semi-annually, to an aggregate principal amount of $275,000 on February 1, 2004. Subsequent to February 1, 2004, the Senior Discount Notes will bear interest at a rate of 9.25% per annum payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2004.

         The Company may elect, upon not less than 60 days prior notice, to commence the accrual of interest on all outstanding Senior Discount Notes on or after February 1, 2002, in which case the outstanding principal amount at maturity of each Senior Discount Note will on such commencement date be reduced to the accreted value of such Senior Discount Note as of such date and interest shall be payable with respect to the Senior Discount Notes on each February and August 1 thereafter.

         The Company may not redeem the Notes prior to February 1, 2004 except that prior to February 1, 2002, the Company may redeem up to 35% of the Senior Notes and Senior Discount Notes at redemption prices equal to 108% and 109% of the applicable principal amount and accreted value, respectively. Subsequent to February 1, 2004, the Company may redeem the Notes at redemption prices declining annually from approximately 104% of the principal amount or accreted value.

         Bresnan Communications Group LLC and its wholly owned subsidiary Bresnan Capital Corporation are the sole obligors of the Senior Notes and Senior Discount Notes. Bresnan Communications Group LLC has no other assets or liabilities other than its investment in its wholly owned subsidiary Bresnan Telecommunications Company LLC. Bresnan Capital Corporation has no other assets or liabilities.

         Upon change of control of the Company, the holders of the notes have the right to require the Company to purchase the outstanding notes at a price equal to 101% of the principal amount or accreted value plus accrued and unpaid interest. (See note 6 "Proposed Sale of the Company").

                        BRESNAN COMMUNICATIONS GROUP LLC

                                  JUNE 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

         BTC has entered into interest rate swap agreements to effectively fix or set maximum interest rates on a portion of its floating rate long-term debt. BTC is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements.


         At June 30, 1999, such Interest Rate Swap agreements effectively fixed or set a maximum LIBOR base interest rates between 5.84% and 8.08% on an aggregate notional principal amount of $110,000 which rates would become effective upon the occurrence of certain events. The effect of the Interest Rate Swap on interest expense for the six months ended June 30, 1998 and 1999 was not significant. The expiration dates of the Interest Rate Swaps ranges from August 25, 1999 to April 3, 2000. The difference between the fair market value and book value of long-term debt and the Interest Rate Swaps at June 30, 1998 and 1999 is not significant.

(4) TRANSACTIONS WITH RELATED PARTIES

         BCG and its predecessor purchased, at TCI's cost, substantially all of its pay television and other programming from affiliates of TCI. Charges for such programming were $28,118 and $30,810 for the six months ended June 30, 1998 and 1999, respectively, and are included in programming expenses in the accompanying consolidated financial statements.

         Prior to February 2, 1999, certain affiliates of the predecessor to BCG provided administrative services to BCG and assumed managerial responsibility of BCG's cable television system operations and construction. As compensation for these services, BCG paid a monthly fee calculated pursuant to certain agreed upon formulas. Subsequent to the TCI Transaction on February 2, 1999, certain affiliates of BCG provide administrative services and have assumed managerial responsibilities of BCG. As compensation for these services BCG pays a monthly fee equal to approximately 3% of gross revenues. Such aggregate charges totaled $5,961 and $5,040 and have been included in selling, general and administrative expenses for the six months ended June 30, 1998 and 1999, respectively.


(5) COMMITMENTS AND CONTINGENCIES

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") imposed certain rate regulations on the cable television industry. Under the 1992 Cable Act, all cable systems are subject to rate regulation, unless they face "effective competition," as defined by the 1992 Cable Act and expanded in the Telecommunications Act of 1996 (the "1996 Act"), in their local franchise area.

         Although the Federal Communications Commission (the "FCC") has established regulations required by the 1992 Cable Act, local government units (commonly referred to as local franchising authorities) are primarily responsible for administering the regulation of a cable system's basic service tier ("BST"). The FCC itself directly administered rate regulation of any cable programming service tier ("CPST"). The FCC's authority to regulate CPST rates expired on March 31, 1999. The FCC has taken the position that it will still adjudicate CPST complaints filed after this sunset date (but no later than 180 days after the last CPST rate increase imposed prior to March 31, 1999), and will strictly limit its review (and possible refund orders) to the time period predating the sunset date.

                        BRESNAN COMMUNICATIONS GROUP LLC

                                  JUNE 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)



         Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price structure that allows for the recovery of inflation and certain associated costs, as well as providing some incentive for expanding channel carriage. Operators also have the opportunity to bypass this "benchmark" regulatory structure in favor of the traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable service offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product.

         The management of BCG believes that it has complied in all material respects with the provisions of the 1992 Cable Act and the 1996 Act, including its rate setting provisions. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of CPST rates would be retroactive to the date of complaint. Any refunds of the excess portion of BST or equipment rates would be retroactive to one year prior to the implementation of the rate reductions.

         Certain plaintiffs have filed or threatened separate class action complaints against certain of the systems of BCG, alleging that the systems' practice of assessing an administrative fee to the subscribers whose payments are delinquent constitutes an invalid liquidated damage provision and a breach of contract, and violates local consumer protection statutes. Plaintiffs seek recovery of all late fees paid to the subject systems as a class purporting to consist of all subscribers who were assessed such fees during the applicable limitation period, plus attorney fees and costs.

         BCG has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is possible that BCG may incur losses upon conclusion of the matters referred to above, an estimate of any loss or range of loss cannot presently be made. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of these actions, the ultimate disposition should not have material adverse effect upon the combined financial condition of BCG.

         BCG leases business offices, has entered into pole attachment agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $1,582 and $1,691 during the six months ended June 30, 1998 and 1999, respectively.

         Future minimum lease payments under noncancelable operating leases are estimated to approximate $2,240 per year for each of the next five years.

         It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on the same or other properties.

                        BRESNAN COMMUNICATIONS GROUP LLC

                                  JUNE 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)


         During 1999, BCG has continued enterprise-wide comprehensive efforts to assess and remediate its respective computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. Such year 2000 remediation efforts include an assessment of its most critical systems, such as customer service and billing systems, headends and other cable plant, business support operations, and other equipment and facilities. BCG also continued its efforts to verify the year 2000 readiness of its significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess affiliates' year 2000 status.

         BCG has formed a year 2000 program management team to organize and manage its year 2000 remediation efforts. The program management team is responsible for overseeing, coordinating and reporting on its respective year 2000 remediation efforts.

         During 1999, the project management team continued its surveys of significant third-party vendors and suppliers whose systems, services or products are important to its operations (e.g., suppliers of addressable controllers and set-top boxes, and the provider of billing services). BCG has instituted a verification process to determine the vendors' year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 teams. BCG is also requiring testing to validate the year 2000 compliance of certain critical products and services. The year 2000 readiness of such providers is critical to continued provision of cable service.

         The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. There can be no assurance that the systems of BCG or the systems of other companies on which they rely will be converted in time, or that any such failure to convert by BCG or other companies will not have a material adverse effect on the financial position, results of operations or cash flows of BCG.

(6) PROPOSED SALE OF THE COMPANY

         In June 1999, the Partners of BCCLP entered into an agreement to sell all of their partnership interests in BCCLP to Charter Communications Holding Company, LLC for a purchase price of approximately $3.1 billion in cash and equity which will be reduced by the assumption of BCCLP's debt at closing. BCCLP anticipates that this transaction will close in the first half of 2000.

                                               BRESNAN CAPITAL CORPORATION

                                                     BALANCE SHEETS
                                                       (UNAUDITED)

                                                    DECEMBER 31,          JUNE 30,
                                                       1998                 1999
                                                    -----------          -----------
                    ASSETS

Cash and cash equivalents .........                 $         1          $         1
                                                    -----------          -----------
                                                    $         1          $         1
                                                    ===========          ===========
                LIABILITIES AND
             STOCKHOLDER'S EQUITY

Stockholder's equity ..............                 $         1          $         1
                                                    -----------          -----------
  Common stock, $.01 par value. 100
      shares authorized, issued and
      outstanding .................                 $         1          $         1
                                                    ===========          ===========

See accompanying note.

                           BRESNAN CAPITAL CORPORATION

                       NOTE TO CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 1999
                                   (UNAUDITED)


(1)  ORGANIZATION

          Bresnan Capital Corporation, a wholly-owned subsidiary of Bresnan Communications Group LLC (BCG), was incorporated in the state of Delaware on April 25, 1996 for the sole purpose of acting as a co-issuer with BCG of $170,000,000 aggregate principal amount of senior notes and $275,000,000 aggregate principal amount of senior discount notes.

The above notes were issued on February 2, 1999 with all proceeds received by BCG.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

GENERAL

    On June 3, 1998, Blackstone BC Capital Partners L.P., Bresnan Communications Company Limited Partnership, William J. Bresnan and certain of his affiliates, TCID of Michigan, Inc. and certain TCI affiliates entered into a contribution agreement. Under that agreement, on February 2, 1999, certain affiliates of TCI transferred several cable systems to us. The combined financial statements of Bresnan Communications Group Systems are the combination of the financial statements of Bresnan Communications Company and the cable systems transferred to us by certain affiliates of TCI. Before certain affiliates of TCI transferred to us several of their cable systems, Bresnan Communications Company and the affiliates of TCI which contributed cable systems to us, were under the common ownership and control of TCI and its affiliates. Based on such common ownership and control, the financial statements are presented at historical cost on a combined basis. The following discussion relates to the combined financial statements of Bresnan Communications Group Systems (for period prior February 2,
1999) and Bresnan Communications Group LLC (for the period thereafter).

    Revenue.  Substantially all of our revenue is earned from:

-    subscriber fees for cable television programming services;

-    the sale of advertising;

- commissions for products sold through home shopping networks, fees for ancillary services, such as the rental of converters and remote control devices and installations; and

-    fees for high-speed Internet service and other data services.

    The operation of our cable television systems is regulated at the federal, state and local levels. Under federal law, certain services are regulated if the appropriate franchise authority is certified by the FCC to regulate rates. Until March 31, 1999, rates for the cable programming service tier were also subject to regulation.

    The following table sets forth for the periods indicated the percentage of our total revenue attributable to the sources indicated:


                                                             Six Months Ended,
                                                             1998         1999
Basic and preferred basic............................        76.4%        76.4%
Premium..............................................         9.7%         8.2%
Other................................................        13.9%        15.4%
                                                             ----         ----
    Total revenue....................................       100.0%       100.0%
                                                            =====        =====

Operating Costs and Expenses. Our operating costs and expenses consist of:

-    programming expenses;

-    operating costs;

-    selling, general and administrative expenses; and

-    depreciation and amortization expense.


         Our programming expenses have historically increased at rates in excess of inflation due to system acquisitions, and increases in the number, quality and cost of programming services we offered. Operating costs primarily include expenses related to wages and employee benefits of technical personnel, electricity, systems supplies and vehicles.

     Selling, general and administrative expenses include:

-    wages and employee benefits of customer service;

-    accounting and administrative personnel;

-    franchise fees;

-    marketing and advertising costs; and

- expenses related to billing, payment processing, office administration and corporate overhead.

Depreciation and amortization expense relates to the depreciation of our tangible assets and the amortization of our franchise costs.



Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998

         Revenue increased $6.0 million or 9.4% to $70.0 million for the three months ended June 30, 1999 as compared to the same period in 1998, primarily as a result of basic and preferred basic tier rate increases, acquisitions and, to a lesser extent, growth in advertising, equipment rental and pay-per-view revenue. The basic and preferred basic tier rate increases included (1) amounts to cover our increase in programming costs and (2) regulated rate increases. This increase in revenue was partially offset by a decrease in revenue from premium services of $.6 million or 9.3% to $5.7 million due to a decrease in customers subscribing to such services resulting from changes in marketing of the premium services and the need, in certain instances, for customers to use a converter to receive these services.

         Advertising and home shopping revenue grew by $1.1 million or 26.9% to $5.2 million due to an increase in customer buy rates and additional advertising insertion.

         Operating costs and expenses increased $6.1 million or 12.3% to $55.6 million for the three months ended June 30, 1999 as compared to the same period in 1998. In the three months ended June 30, 1999, programming expense increased $2.3 million or 14.6% to $18.0 million, operating expense increased $2.1 million or 34.5% to $8.2 million and selling, general and administrative expense increased $3.0 million or 21.4% to $17.1 million, in each case as compared to the same period in 1998.

         The increase in programming expense was caused by increases in rates charged by programming suppliers, including substantial increases in rates relating to sports programming and the offering of new channels to our customers. Management anticipates that our programming costs will continue to increase in future periods.

         The increase in operating expense was primarily related to increases in insurance, taxes and supplies relating to merging the contributed TCI systems with the operations of Bresnan Communications Company. This increase in operating costs was partially offset by increases in capitalized labor and overhead resulting primarily from increased installation and construction activities. Selling, general and administrative expense increased due to additional corporate overhead charges, marketing expenses, advertising expenses and costs related to the reorganization. All other variable expenses increased as a result of an increase in the number of subscribers served.

         Depreciation and amortization decreased $1.3 million or 9.5% to $12.4 million for the three months ended June 30, 1999 as compared to the same period in 1998.

         Interest expense increased $12.7 million or 272.8% to $17.4 million for the three months ended June 30, 1999 as compared to the same period in 1998 as a result of the financings completed in February 1999.

         Operating income and net earnings decreased $.1 million or .7% to $14.4 million and $27.2 million or 141.1% to a loss of $3.4 million, respectively, for the three months ended June 30, 1999 as compared to the same period in 1998.


         EBITDA decreased $1.4 million or 5.0% to $26.7 million for the three months ended June 30, 1999 as compared to the same period in 1998 as a result of increases in programming expenses and selling, general and administrative expense. We believe that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage, and liquidity. In addition, our credit facility and the indenture which governs the notes contain certain covenants in which compliance is measured by computations substantially similar to those used in determining EBITDA. There are no legal restrictions on the use of EBITDA, other than those contained in our credit facility and indenture. Management expects that EBITDA will be used to satisfy working capital, debt service and capital expenditure requirements and other commitments and contingencies. EBITDA margin decreased from 44.0% to 38.2%, primarily as a result of expenses increasing at a rate greater than revenue.

Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

         Revenue increased $10.8 million or 8.6% to $137.3 million for the six months ended June 30, 1999 as compared to the same period in 1998, primarily as a result of basic and preferred basic tier rate increases, acquisitions and, to a lesser extent, growth in advertising, equipment rental and pay-per-view revenue. The basic and preferred basic tier rate increases included (1) amounts to cover our increase in programming costs and (2) regulated rate increases. This increase in revenue was partially offset by a decrease in revenue from premium services of $1.1 million or 8.9% to $11.3 million due to a decrease in customers subscribing to such services resulting from changes in marketing of the premium services and the need, in certain instances, for customers to use a converter to receive these services.

         Advertising and home shopping revenue grew by $1.7 million or 22.3% to $9.5 million due to an increase in customer buy rates and additional advertising insertion.

         Operating costs and expenses increased $12.4 million or 12.7% to $110.3 million for the six months ended June 30, 1999 as compared to the same period in 1998. In the six months ended June 30, 1999, programming expense increased $4.6 million or 14.6% to $35.8 million, operating expense increased $1.3 million or 9.2% to $15.7 million and selling, general and administrative expense increased $6.9 million or 26.9% to $32.8 million, in each case as compared to the same period in 1998.

         The increase in programming expense was caused by increases in rates charged by programming suppliers, including substantial increases in rates relating to sports programming and the offering of new channels to our customers. Management anticipates that our programming costs will continue to increase in future periods.

         The increase in operating expense was primarily related to increases in insurance, taxes and supplies relating to merging the contributed TCI systems with the operations of Bresnan Communications Company. This increase in operating costs was partially offset by increases in capitalized labor and overhead resulting primarily from increased installation and construction activities. Selling, general and administrative expense increased due to additional corporate overhead charges, marketing expenses, advertising expenses and costs related to the reorganization.

         Marketing and advertising expense increased $2.5 million to $8.4 million for the six months ended June 30, 1999 as compared to the same period in 1998, as we increased our marketing efforts upon completion of the contribution agreement, described above, on February 2, 1999. All other variable expenses increased as a result of an increase in the number of subscribers served.

         Depreciation and amortization decreased $0.4 million or 1.5% to $26.0 million for the six months ended June 30, 1999 as compared to the same period in 1998.

         Interest expense increased $22.5 million or 238.8% to $31.9 million for the six months ended June 30, 1999 as compared to the same period in 1998 as a result of the financings completed during this period.

         Operating income and net earnings decreased $1.6 million or 5.5% to $27.0 million and $31.5 million or 121.3% to a loss of $5.5 million, respectively, for the six months ended June 30, 1999 as compared to the same period in 1998.

         EBITDA decreased $2.0 million or 3.6% to $53.0 million for the six months ended June 30, 1999 as compared to the same period in 1998 as a result of increases in programming expenses and selling, general and administrative expense. EBITDA margin decreased from 43.5% to 38.6%, primarily as a result of expenses increasing at a rate greater than revenue.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1999, we made capital expenditures of $22.8 million as we continued to upgrade the cable systems transferred to us by certain affiliates of TCI and as we continued rolling out digital cable and advanced analog cable services to both our existing systems and the cable systems transferred to us by certain affiliates of TCI. Our business requires substantial cash for operations and capital expenditures. In addition, we have followed a strategy of expansion through selective acquisitions of cable television systems. To date, cash requirements have been funded by cash flow from operating activities and by borrowings and the financings which occurred on February 2, 1999.

     As part of our capital investment program, we plan to invest, over the next three years,

     (1) approximately $82.9 million to upgrade system architecture and capacity primarily in the cable systems contributed to us by TCI affiliates, complete return activations and deploy additional fiber and

     (2)  approximately $38.8 million to interconnect certain of our systems.

     We have budgeted approximately $124.7 million for capital expenditures in 1999. Our capital expenditures are expected to consist of the following:

     (1) approximately $68.6 million to upgrade system architecture and capacity primarily in our systems transferred to us by TCI affiliates, complete return activations, deploy additional fiber and to interconnect certain of our systems,

     (2) approximately $14.7 million to purchase digital and advanced analog addressable converters,

     (3) approximately $7.8 million to launch high-speed Internet access and other data and telephony services, and

     (4) approximately $33.6 million for ongoing replacement and other capital expenditures.

     We expect to fund these expenditures through cash flow from operations and additional borrowings under our credit facility.

     Cash provided by operating activities was $23.0 million for the six months ended June 30, 1999, a decrease of $24.8 million from the same period in 1998. This decrease was primarily a result of increased debt servicing costs associated with the financing of our transactions with TCI.

     As part of our transactions with certain affiliates of TCI, we became liable for debt assumed from TCI's affiliates in an aggregate amount of $708.9 million. The net proceeds from the financings related to the transfer of cable systems from certain affiliates of TCI to us and the cash contribution from Blackstone were used to pay amounts outstanding under Bresnan Communications Company's credit facility, the promissory note in favor of certain affiliates of TCI and debt assumed from TCI's affiliates. We will also be making cash distributions to William J. Bresnan and his affiliates and TCI and its affiliates upon finalizing the working capital adjustment under the terms of the contribution agreement. As of June 30, 1999, we have borrowed approximately $500 million under our credit facility and would have the ability to borrow an additional $146.6 million in revolving loans under this facility, subject to the covenants contained therein, after giving effect to the transfer of cable systems by certain affiliates of TCI and the related financings. We expect to continue to borrow funds under our credit facility. We may use such borrowings for general purposes, such as capital expenditures, and to finance acquisitions. We have evaluated and expect to continue to evaluate possible strategic acquisitions and dispositions of related businesses and assets, some of which may be significant, on an ongoing basis and at any given time we may be engaged in discussions or negotiations or enter into agreements with respect thereto. In the event that we enter into a definitive agreement with respect to any acquisition or joint venture, we may require additional financing.

         We have entered into fixed interest rate exchange agreements to effectively fix or set maximum interest rates on portions of our floating rate long-term debt. We are exposed to credit loss in the event of nonperformance by the counterparties to the fixed interest rate exchange agreements. These exchange agreements have been entered into with a number of the institutions that are lenders under Bresnan Communications Company's old credit facility. As of June 30, 1999, the fixed interest rate exchange agreements effectively fix or set a maximum interest rates on an aggregate notional principal amount of $110.0 million with a LIBOR base rate between 5.84% and 8.08% upon the occurrence of certain events. The expiration dates of the exchange agreements range from August 25, 1999 to April 3, 2000. The difference between the fair market value and the book value of long-term debt and the exchange agreements as of June 30, 1999 was not material.

         Management believes that, after giving effect to our transactions with TCI's affiliates and the related financings and based on our current level of operations, cash flow provided from operating activities, together with expected availability under our subsidiaries' credit facility, subject to the covenants contained in that facility, will be sufficient to enable us to service indebtedness, make capital expenditures and meet operating costs and expenses for the next 18 months. If and when appropriate, we or our affiliates may elect to incur additional indebtedness or to raise equity in the public or private markets.

         In June 1999, the owners of Bresnan Communications Company, our parent, entered into an agreement to sell their partnership interests to Charter Communications Holding Company, LLC for a purchase price of approximately $3.1 billion in cash and equity which will be reduced by the assumption of our debt at closing. This sale will result in a change of control under the terms of our credit facility and the notes. This change of control, if not waived by the lenders, would result in a default under our credit facility and the right of the bondholders to require us to purchase all or any part of their notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. Charter Communications has represented to us that they will have available funds, or access to such funds, at closing to meet our obligations, should any of the bondholders tender their bonds as a result of this change of control. They have also represented to us that they will arrange for a refinancing of our credit facility, if necessary.

YEAR 2000

         During 1998 and the six months of 1999, TCI, its affiliates and Bresnan Communications Company continued comprehensive efforts to assess and correct Bresnan Communications Company's computer systems to ensure that the systems, software and equipment recognize, process and store information in the year 2000 and thereafter. Such year 2000 remedial efforts, which encompass the cable systems contributed by certain affiliates of TCI and our already existing cable systems, include an assessment of their most critical systems, such as customer service and billing systems, headends and other cable plant, business support operations, and other equipment and facilities. TCI, its affiliates and Bresnan Communications Company also continued their efforts to verify the year 2000 readiness of their significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess our partners and affiliates' year 2000 status.

         TCI, its affiliates and Bresnan Communications Company have formed year 2000 program management teams to organize and manage their year 2000 remedial efforts. The program management teams are responsible for overseeing, coordinating and reporting on their respective year 2000 remedial efforts. Since the transfer of cable systems from certain affiliates of TCI, assessment and the remediation of year 2000 issues for the systems transferred to us by certain affiliates of TCI has become our responsibility. We have continued the approach of the respective project teams since we obtained the cable systems from certain affiliates of TCI.

     The program management teams have defined a four-phase approach to determining the year 2000 readiness of their respective internal systems, software and equipment. This approach is intended to provide a detailed method for tracking the evaluation, repair and testing of their respective systems, software and equipment.

     Phase 1 - Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the work plans needed for remediation.

     Phase 2 - Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems.

     Phase 3 - Testing, involves testing their respective systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to TCI or affiliates, or Bresnan Communications Company

     Phase 4 - Implementation, involves placing compliant systems, software and equipment into production or service.

     As of June 30, 1999, the status of Bresnan Communications Company's projects related to those systems were as follows:

     Phase 1 of the projects was substantially complete, with expected completion by July 1999;

     Phase 2 was underway with expected completion by September 1999; and

     Phases 3 and 4 were just beginning, with expected completion dates in October 1999.

     The completion dates set forth above are based on current expectations. However, due to the uncertainties inherent in year 2000 remedial efforts, no guarantees can be given that the projects will be completed on these dates.

     The project management teams are completing an inventory of their important systems with embedded technologies and are currently determining the correct remedial approach. The embedded technologies assessments are expected to be complete by July 1999.

     Third Party Systems, Software and Equipment

     The project management teams continue their surveys of significant third-party vendors and suppliers whose systems, services or products are important to their operations, including suppliers of addressable controllers and set-top boxes, and the provider of billing services. The year 2000 readiness of such providers is critical to continued provision of cable television service. The project management teams have received information that the most critical systems, services or products supplied to their respective cable television systems by third parties are either year 2000 ready or are expected to be year 2000 ready by the end of 1999.

     In addition to the survey process described above, management of TCI affiliates and Bresnan Communications Company have identified their most critical supplier/vendor relationships and have instituted a verification process to determine the vendors' year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 teams. Bresnan Communications Company is testing to validate the year 2000 compliance of certain critical products and services.

     Costs

     To date, year 2000 costs incurred have not been material. Management of Bresnan Communications Company currently estimate our remaining year 2000 costs to be at least $4.4 million. Although no assurances can be given, management currently expects that:

     (1) cash flow from operations will fund the costs associated with year 2000 compliance, and

     (2) the total projected cost associated with the year 2000 programs will not be material to our financial position, results of operations or cash flows.

     Contingency Plans

     The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. Management believes that our year 2000 program will significantly reduce risks associated with the changeover to the year 2000 and is currently developing certain contingency plans to minimize the effect of any potential year 2000 related disruptions. The risks and the uncertainties discussed below and the associated contingency plans relate to systems, software, equipment, and services that Bresnan Communications Company have deemed critical in regard to customer service, business operations, financial impact or safety.

     The failure of addressable controllers contained in the cable television system headends could disrupt the delivery of premium services to customers and could necessitate crediting customers for failure to receive such premium services. In this unlikely event, management expects that it will identify and transmit the lowest cost programming tier. Unless other contingency plans are developed with the program suppliers, premium and adult content channels would not likely be transmitted until the addressable controller failure has been repaired.

     Customer service networks and/or automated voice response systems failure could prevent access to customer account information, hamper installation scheduling, and disable the processing of pay-per-view requests. We plan to have our customer service representatives answer telephone calls from customers in the event of outages and expect to retrieve needed customer information manually from the billing service provider.

     A failure of the services provided by billing systems service providers could result in a loss of customer records which could disrupt the ability to bill customers for a protracted period. We plan to prepare electronic backup records of their customer billing information prior to the year 2000 to allow for data recovery and to continue to monitor the year 2000 readiness of our key customer-billing suppliers.

     Advertising revenue could be adversely affected by the failure of certain equipment which could impede or prevent the insertion of advertising spots in cable television programming. Management anticipates that it can minimize such effect by manually resetting the dates each day until the equipment is repaired.

     Security and fire protection systems failure could leave facilities vulnerable to intrusion and fire. Management expects to return its systems to normal functioning by turning the power off and then on again. Management also plans to have additional security staff on site and plans to implement a backup plan for communicating with local fire and police departments. Also, certain personal computers interface with and control elevators, escalators, wireless systems, public access systems and certain telephony systems. In the event such computers cease operating, turning the power off then on again is expected to resume normal functioning. If turning the power off then on again does not resume normal functioning, management expects to resolve the problem by resetting the computer to a pre-designated date which precedes the year 2000.

         In the event that the local public utility cannot supply power, we expect to supply power for a limited time to cable headends and office sites through backup generators.

         The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by management due to the numerous uncertainties and variables associated with such scenarios.

INFLATION

         The net impact of inflation on our results of operations has not been material in the last three years due to the relatively low rates of inflation during this period. If the rate of inflation increases, we may increase subscriber rates to keep pace with the increase in inflation, although there may be timing delays and other market considerations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Neither Bresnan Communications Group nor its predecessor engages in the trading of derivatives. We manage our overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest rate hedging transactions to achieve a targeted mix within our debt portfolio.

         Of our total debt outstanding as of June 30, 1999, a significant amount of it is fixed-rate debt, except for approximately $390 million of the senior credit facility. As a result, our debt which is subject to interest rate exposure totaled $390 million on June 30, 1999. A one percent increase in interest rates would increase our annual interest expense related to all our variable debt by approximately $4.8 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on our financial position, results of operations or liquidity. We have effectively converted $110 million of variable-rate debt to fixed-rate debt through the use of interest rate swaps that set a maximum LIBOR interest rate of approximately 8%.

         Our operations and expenses are all incurred in the United States and, therefore, we have no foreign currency exposure.

                        BRESNAN COMMUNICATIONS GROUP LLC


PART II. OTHER INFORMATION

     Item 6. Exhibit and Reports on Form 8-K.

          (a)  Exhibit -

               (2) Purchase and Contribution Agreement dated as of June 3, 1999 among BCI (USA), LLC, William J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone B.C. Offshore Capital Partners, LP, Blackstone Family Investment Partnership III LP, TCI Bresnan LLC and TCID of Michigan, Inc., as Sellers, and Charter Communications Holding Company, LLC, as Buyer (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 of Bresnan Communications Group LLC and Bresnan Capital Corporation (File Nos. 333-77637 and 333-77637-01) filed with the Commission on August 5, 1999.

               (27) Bresnan Communications Group LLC Financial Data Schedule

          (b)  Reports on Form 8-K filed during the quarter ended June 30, 1999:
               None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on is behalf by the undersigned thereunto duly authorized.


                                        BRESNAN COMMUNICATIONS GROUP, LLC
                                        By:  Bresnan Communications Company
                                             Limited Partnership, its member
                                        By:  BCI (USA) LLC, its Managing Partner
                                        By:  Bresnan Communications, Inc., its
                                               Managing Member


     Date:   September 10, 1999         By: /s/    Jeffrey S. DeMond
                                            ------------------------------------
                                           Name:  Jeffrey S. DeMond
                                           Title: Executive Vice President and
                                                  Chief Financial Officer


                                        BRESNAN CAPITAL CORPORATION

    Date:   September 10, 1999         By: /s/    Jeffrey S. DeMond
                                            ------------------------------------
                                           Name:  Jeffrey S. DeMond
                                           Title: Vice President

                                  EXHIBIT INDEX



The following exhibit is filed herewith (according to the number assigned to it in Item 601 of Regulation S-K) as noted:

          (27) Bresnan Communications Group, LLC Financial Data Schedule