Form 10-Q/A
period 1999-06-30
BRESNAN COMMUNICATIONS GROUP LLC; BRESNAN CAPITAL CORP
filed 1999-10-19
CIK 1085399, 1013692

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

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

                        BRESNAN COMMUNICATIONS GROUP LLC

       CONSOLIDATED STATEMENTS OF OPERATIONS AND MEMBER'S EQUITY (DEFICIT)
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                              THREE MONTHS                      SIX MONTHS
                                                              ENDED JUNE 30,                    ENDED JUNE 30,
                                                              --------------                    --------------
                                                          1998             1999             1998             1999
                                                        ---------        ---------        ---------        ---------
Revenue .........................................       $  63,990        $  69,996        $ 126,453        $ 137,291
Operating costs and expenses:
  Programming (note 4) ..........................          15,707           18,004           31,198           35,752
  Operating .....................................           6,067            8,159           14,382           15,698
  Selling, general and administrative (note 4) ..          14,072           17,086           25,863           32,806
  Depreciation and amortization .................          13,661           12,366           26,441           26,035
                                                        ---------        ---------        ---------        ---------
                                                           49,507           55,615           97,884          110,291
                                                        ---------        ---------        ---------        ---------
       Operating income .........................          14,483           14,381           28,569           27,000
Other income (expense):
  Interest expense:
     Related party (note 4) .....................            (474)              --             (944)            (152)
     Other ......................................          (4,192)         (17,395)          (8,484)         (31,789)
  Gain (loss) on sale of cable television systems            (141)              11            6,869             (170)
  Other, net ....................................              45             (355)              (9)            (437)
                                                        ---------        ---------        ---------        ---------
                                                           (4,762)         (17,739)          (2,568)         (32,548)
                                                        ---------        ---------        ---------        ---------
       Net earnings (loss) ......................           9,721           (3,358)          26,001           (5,548)
Member's equity (deficit)
  Beginning of period ...........................         363,697         (210,349)         359,098          381,748
  Operating expense allocations and charges .....         117,726           18,347          134,079           35,850
  Cash transfers, net ...........................         (30,759)              --          (58,793)              --
  Capital contributions by members ..............              --               --               --          136,500
  Capital distributions to members ..............              --          (13,111)              --         (757,021)
                                                        ---------        ---------        ---------        ---------
  End of period .................................       $ 360,385        $(208,471)       $ 360,385        $(208,471)
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