Form 10-Q
period 1999-09-30
BRESNAN COMMUNICATIONS GROUP LLC; BRESNAN CAPITAL CORP
filed 1999-11-12
CIK 1085399, 1013692

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                       COMMISSION FILE NUMBERS: 333-77637
                                                333-77637-01

                             ----------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Bresnan Communications Group LLC    Not Applicable
Bresnan Capital Corporation         100 shares

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


Bresnan Communications Group LLC
Unaudited Consolidated Financial Statements
    Consolidated Balance Sheets as at December 31, 1998 and September 30,1999...............................3
    Consolidated Statements of Operations and Member's Equity (Deficit) for the three months ended September 30, 1998 and 1999 and the six months ended September 30, 1998 and 1999...........4
    Consolidated Statements of Cash Flows for the six months ended September 30, 1998 and 1999..............5
    Notes to Consolidated Financial Statements .............................................................6

Bresnan Capital Corporation
    Balance Sheets as at December 31, 1998 and September 30,1999............................................13
    Note to Balance Sheets..................................................................................14

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................23

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.  Other Information..................................................................................24

Item 6.  Exhibits and Reports on Form 8-K...................................................................24

ITEM 1.  FINANCIAL STATEMENTS

                        BRESNAN COMMUNICATIONS GROUP LLC

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   DECEMBER 31,       SEPTEMBER 30,
                                                                                      1998                1999
                                                                                   ------------       -------------
                                   ASSETS

Cash and cash equivalents..................................................        $   6,636           $     877
Restricted cash............................................................           47,199                 338
Trade and other receivables, net...........................................            8,874               9,653
Property and equipment, at cost:
  Land and buildings.......................................................            4,123               6,860
  Distribution systems.....................................................          443,114             505,946
  Support equipment........................................................           50,178              56,243
                                                                                   ---------           ---------
                                                                                     497,415             569,049
  Less accumulated depreciation............................................          190,752             215,185
                                                                                   ---------           ---------
                                                                                     306,663             353,864
Franchise costs, net.......................................................          291,103             320,650
Other assets, net of accumulated amortization..............................            3,961              20,198
                                                                                   ---------           ---------
       Total assets........................................................        $ 664,436           $ 705,580
                                                                                   =========           =========

                 LIABILITIES AND MEMBER'S EQUITY (DEFICIT)

Accounts payable...........................................................        $   3,193           $   3,035
Accrued expenses...........................................................           13,395              21,036
Accrued interest...........................................................           21,835               7,622
Due to affiliated companies................................................               --              12,969
Debt.......................................................................          232,617             869,211
Other liabilities..........................................................           11,648               7,329
                                                                                   ---------           ---------
       Total liabilities...................................................          282,688             921,202
Member's equity (deficit)..................................................          381,748            (215,622)
                                                                                   ---------           ---------
Commitments and contingencies
       Total liabilities and member's equity (deficit).....................        $ 664,436           $ 705,580
                                                                                   =========           =========




         See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC

       CONSOLIDATED STATEMENTS OF OPERATIONS AND MEMBER'S EQUITY (DEFICIT)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          THREE MONTHS                        NINE MONTHS
                                                                       ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                       -------------------                -------------------
                                                                       1998           1999                1998           1999
                                                                     --------       --------            --------       --------
Revenue..................................................            $ 66,402       $ 72,458            $192,855       $209,749
Operating costs and expenses:
  Programming............................................              15,931         17,426              47,129         53,178
  Operating..............................................               5,516          7,360              19,898         23,058
  Selling, general and administrative ...................              16,406         18,757              42,269         51,563
  Depreciation and amortization..........................              13,752         16,618              40,193         42,653
                                                                     --------      ---------            --------      ---------
                                                                       51,605         60,161             149,489        170,452
                                                                     --------      ---------            --------      ---------
       Operating income..................................              14,797         12,297              43,366         39,297
Other income (expense):
  Interest expense:
     Related party.......................................                (480)            --              (1,424)          (152)
     Other...............................................              (4,007)       (17,245)            (12,491)       (49,034)
  Gain on sale of cable television systems...............                  --            592               6,869            422
  Other, net.............................................                (181)          (253)               (190)          (690)
                                                                     --------      ---------            --------      ---------
                                                                       (4,668)       (16,906)             (7,236)       (49,454)
                                                                     --------      ---------            --------      ---------
       Net earnings (loss)...............................              10,129         (4,609)             36,130        (10,157)
Member's equity (deficit)
  Beginning of period....................................             360,385       (208,471)            359,098        381,748
  Operating expense allocations and charges..............              20,774             --              50,789             --
  Cash transfers, net....................................             (25,541)            --             (80,270)            --
  Capital contributions by members ......................                  --             --                  --        136,500
  Capital distributions to members.......................                  --         (2,542)                 --       (723,713)
                                                                     --------      ---------            --------      ---------
  End of period..........................................            $365,747      $(215,622)           $365,747      $(215,622)
                                                                     ========      =========            ========      =========






         See accompanying notes to consolidated financial statements.

                       BRESNAN COMMUNICATIONS GROUP LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                                  1998                 1999
                                                                                  ----                 ----
Cash flows from operating activities:
  Net earnings (loss)..................................................         $ 36,130           $ (10,157)
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization.....................................           40,193              42,653
     Gain on sale of cable systems.....................................           (6,869)               (422)
     Amortization of debt discount and deferred financing costs........                -              14,011
     Changes in operating assets and liabilities, net of
      effects of acquisitions:
      Change in receivables............................................            4,639                (752)
      Change in other assets...........................................              332              (1,070)
      Change in accounts payable, accrued expenses and
        other liabilities..............................................              401               1,916
        other, net.....................................................             (381)              1,955
                                                                                --------           ---------
         Net cash provided by operating activities.....................           74,445              48,134
                                                                                --------           ---------
Cash flows from investing activities:
  Capital expended for property and equipment..........................          (33,317)            (59,367)
  Capital expended for franchise costs.................................           (3,915)                  -
  Cash paid in acquisitions............................................          (28,439)            (66,387)
  Proceeds on dispositions of cable televisions systems................           12,000               4,795
  Change in restricted cash............................................             (250)             46,861
                                                                                --------           ---------
          Net cash provided by (used in) investing activities..........           53,921             (74,098)
                                                                                --------           ---------
Cash flows from financing activities:
  Borrowings under note agreement......................................           42,900             901,851
  Repayments under note agreement......................................          (26,225)           (276,137)
  Deferred finance costs paid..........................................                -             (18,297)
  Contributions from members...........................................                -             136,500
  Distributions to members.............................................          (29,481)           (723,712)
                                                                                --------           ---------
          Net cash provided by (used in) financing activities..........          (12,806)             20,205
                                                                                --------           ---------
          Net increase (decrease) in cash..............................            7,718              (5,759)
Cash and cash equivalents:
  Beginning of period..................................................            6,957               6,636
                                                                                --------           ---------
  End of period........................................................         $ 14,675           $     877
                                                                                ========           =========
Supplemental disclosure of cash flow information -- cash
  paid during the period for interest..................................         $ 12,694           $  49,388
                                                                                ========           =========





         See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

(1)  BASIS OF PRESENTATION

     Bresnan Communications Group LLC and its subsidiaries ("BCG" or the "Company") are wholly owned by Bresnan Communications Company Limited Partnership, a Michigan limited partnership ("BCCLP"). BCG is a Delaware limited liability corporation formed on August 5, 1998 for the purpose of acting as co-issuer with its wholly-owned subsidiary, Bresnan Capital Corporation ("BCC"), of $170,000 aggregate principal amount at maturity of 8% Senior Notes and $275,000 aggregate principal amount at maturity of 9.25% Senior Discount Notes, both due in 2009 (collectively the "Notes"). Prior to the issuance of the Notes on February 2, 1999, BCCLP completed the terms of a contribution agreement dated June 3, 1998, as amended, whereby certain affiliates of Tele-Communications, Inc. ("TCI") contributed certain cable television systems along with assumed TCI debt of approximately $708,854 to BCCLP. In addition, Blackstone BC Capital Partners L.P. and affiliates contributed $136,500 to BCCLP. Upon completion of the Notes offering on February 2, 1999 BCCLP contributed all of its assets and liabilities to BCG, which formed a wholly owned subsidiary, Bresnan Telecommunications Company LLC ("BTC"), into which it contributed all of its assets and certain liabilities. The above noted contributed assets and liabilities were accounted for at predecessor cost because of the common ownership and control of TCI and have been reflected in the accompanying financial statements in a manner similar to a pooling of interests.

     The Company owns and operates cable television systems in small- and medium-sized communities in the midwestern United States.

     The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the period ended September 30, 1999 are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto of the predecessor to the Company contained in the Bresnan Communications Group Systems financial statements for the year ended December 31, 1998. The accompanying comparative consolidated financial statements include the financial information of Bresnan Communications Group Systems (the predecessor of the Company) prior to February 2, 1999.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  ACQUISITIONS AND DISPOSITIONS

     In September 1998, the Company acquired certain cable television assets located in Minnesota, which were accounted for under the purchase method. The purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment of $3,396 and franchise costs of $8,354. In addition, the Company acquired two additional systems in the first quarter of 1999 which were accounted for under the purchase method. The purchase prices were allocated to the cable television assets acquired in relation to their estimated fair values as increases in property and equipment of $22,200 and franchise costs of $44,600.

                        BRESNAN COMMUNICATIONS GROUP LLC

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

     The results of operations of these cable television systems have been included in the accompanying consolidated statements of operations from their dates of acquisition. Pro forma information has not been presented because the effect was not significant.

     The Company also disposed of cable television systems during 1998 and 1999 for gross proceeds of $12,000 and $4,400 respectively, resulting in gains on sale of cable television systems of $6,869 and $422 for 1998 and 1999, respectively. The results of operations of these cable television systems through the dates of the dispositions and the gain (loss) from the dispositions have been included in the accompanying consolidated statements of operations. As part these dispositions, the Company received cash that is restricted to reinvestment in additional cable television systems.

     On August 31, 1999 and September 29, 1999, a subsidiary of the company entered into agreements to acquire cable television systems serving approximately 11,400 basic subscribers in Minnesota for an aggregate of approximately $26 million. On August 31, 1999, a company subsidiary also entered into agreements to acquire cable television systems serving approximately 12,300 basic subscribers in Wisconsin for an aggregate of approximately $36.9 million. The Company anticipates the transactions to be consummated late in the fourth quarter of 1999 or in the first quarter of 2000 and will be financed through operating cash flows and additional borrowings under our Senior Credit Facility.

(3)  DEBT

           Debt is summarized as follows:

                                                SEPTEMBER 30, 1999
                                                ------------------
Senior Credit Facility(a).......................     $512,000
Senior Notes Payable(b).........................      170,000
Senior Discount Notes Payable(b)................      185,902
Other Debt......................................        1,309
                                                     --------
                                                     $869,211
                                                     ========


(a) The Senior Credit Facility represents borrowings under a $650,000 senior reducing revolving credit and term loan facility as documented in the loan agreement as of February 2, 1999. The Senior Credit Facility has a current available commitment of $650,000 of which $512,000 is outstanding at September 30, 1999. The Senior Credit Facility provides for three tranches, a revolving loan tranche for $150,000 (the "Revolving Loan"), a term loan tranche of $328,000 (the "A Term Loan" and together with the Revolving Loan, "Facility A") and a term loan tranche of $172,000 (the "Facility B").

                        BRESNAN COMMUNICATIONS GROUP LLC

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

     The commitments under the Senior Credit Facility will reduce commencing with the quarter ending March 31, 2002. Facility A permanently reduces in quarterly amounts ranging from 2.5% to 7.5% of the Facility A amount starting March 31, 2002 and matures approximately eight and one half years after February 2, 1999. Facility B is also to be repaid in quarterly installments of .25% of the Facility B amount beginning in March 2002 and matures approximately nine years after February 2, 1999, on which date all remaining amounts of Facility B will be due and payable. Additional reductions of the Senior Credit Facility will also be required upon certain asset sales, subject to the right of the Company and its subsidiaries to reinvest asset sale proceeds under certain circumstances. The interest rate options include a LIBOR option and a Prime Rate option plus applicable margin rates based on the Company's total leverage ratio, as defined. The rate applicable to balances outstanding at September 30, 1999 ranged from 7.06% to 8.27%. Covenants of the Senior Credit Facility require, among other conditions, the maintenance of specific levels of the ratio of cash flows to future debt and interest expense and certain limitations on additional investments, indebtedness, capital expenditures, asset sales and affiliate transactions. In addition, the Company is required to pay a commitment fee on the unused revolver portion of Facility A which will accrue at a rate ranging from .25% to .375% per annum, depending on the Company's total leverage ratio, as defined.

(b) On February 2, 1999, the Company issued $170,000 aggregate principal amount senior notes payable (the "Senior Notes"). In addition, on the same date, the Company issued $275,000 aggregate principal amount at maturity of senior discount notes, (the "Senior Discount Notes") for approximately $175,021 gross proceeds (collectively the "Notes").

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

                        BRESNAN COMMUNICATIONS GROUP LLC

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

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

     On August 6, 1999, the Company and Bresnan Capital Corporation commenced an offer to exchange all of the privately placed and outstanding $170,000,000 aggregate principal amount of their 8% Senior Notes due 2009 and $275,000,000 aggregate principal amount at maturity of their 9.25% Senior Discount Notes due 2009 for an aggregate principal amount of $170,000,000 of their registered 8% Senior Notes due 2009, Series B and an aggregate principal amount at maturity of $275,000,000 of their registered 9.25% Senior Discount Notes due 2009, Series B. At the completion of the exchange offer on September 3, 1999, all of the outstanding notes had been tendered for exchange.

     Upon change of control of the Company, the holders of the notes have the right to require the Company to purchase the outstanding notes at a price equal to 101% of the principal amount or accreted value plus accrued and unpaid interest. (See note 6 "Proposed Sale of the Company").

     The Company has entered into interest rate swap agreements to effectively fix or set maximum interest rates on a portion of its floating rate long-term debt. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements.

     At September 30, 1999, such Interest Rate Swap agreements effectively fixed or set a maximum LIBOR base interest rates between 8.0% and 8.02% on an aggregate notional principal amount of $50,000 which rates would become effective upon the occurrence of certain events. The effect of the Interest Rate Swap on interest expense for the nine months ended September 30, 1998 and 1999 was not significant. The expiration dates of the Interest Rate Swaps ranges from April 1, 2000 to April 3, 2000. The difference between the fair market value and book value of long-term debt and the Interest Rate Swaps at September 30, 1998 and 1999 is not significant.

(4)  TRANSACTIONS WITH RELATED PARTIES

     BCG and its predecessor purchased, at TCI's cost, substantially all of its pay television and other programming from affiliates of TCI. Charges for such programming were $40,730 and $46,144 for the nine months ended September 30, 1998 and 1999, respectively, and are included in programming expenses in the accompanying consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

     Prior to February 2, 1999, certain affiliates of the predecessor to BCG provided administrative services to BCG and assumed managerial responsibility of BCG's cable television system operations and construction. As compensation for these services, BCG paid a monthly fee calculated pursuant to certain agreed upon formulas. Subsequent to the TCI Transaction on February 2, 1999, certain affiliates of BCG provide administrative services and have assumed managerial responsibilities of BCG. As compensation for these services BCG pays a monthly fee equal to approximately 3% of gross revenues. Such aggregate charges totaled $10,059 and $7,690 and have been included in selling, general and administrative expenses for the nine months ended September 30, 1998 and 1999, respectively.

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

                        BRESNAN COMMUNICATIONS GROUP LLC

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

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

     BCG has additional contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is possible that BCG may incur losses upon conclusion of these matters and the matters referred to above, an estimate of any loss or range of loss cannot presently be made. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of these actions, the ultimate disposition should not have material adverse effect upon the combined financial condition of BCG.

     BCG leases business offices, has entered into pole attachment agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $2,218 and $2,605 during the nine months ended September 30, 1998 and 1999, respectively.

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

     BCG formed a year 2000 program management team to organize and manage its year 2000 remediation efforts. The program management team is responsible for overseeing, coordinating and reporting on its respective year 2000 remediation efforts.

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

                        BRESNAN COMMUNICATIONS GROUP LLC

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

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

(6)  PROPOSED SALE OF THE COMPANY

     In June 1999, the Partners of BCCLP entered into an agreement to sell all of their partnership interests in BCCLP to Charter Communications Holding Company, LLC for a purchase price of approximately $3.1 billion in cash and equity which will be reduced by the assumption of BCCLP's debt at closing. BCCLP anticipates that this transaction will close in the first half of 2000. (See
Note 3 "Debt" for discussion of the impact on outstanding indebtedness)

                          BRESNAN CAPITAL CORPORATION

                                BALANCE SHEETS
                                  (UNAUDITED)

                                                              DECEMBER 31,     SEPTEMBER 30,
                                                                 1998              1999
                                                                 ----              ----

                            ASSETS

Cash and cash equivalents...................................   $     1            $     1
                                                               -------            -------
                                                               $     1            $     1
                                                               =======            =======


                       LIABILITIES AND
                     STOCKHOLDER'S EQUITY

Stockholder's equity........................................   $     1            $     1
                                                               -------            -------
   Common stock, $.01 par value.  100
      shares authorized, issued and
      outstanding...........................................   $     1            $     1
                                                               =======            =======


See accompanying note.

                          BRESNAN CAPITAL CORPORATION

                      NOTE TO CONSOLIDATED BALANCE SHEETS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)

(1)  ORGANIZATION

          Bresnan Capital Corporation, a wholly-owned subsidiary of Bresnan Communications Group LLC (BCG), was incorporated in the state of Delaware on April 25, 1996 for the sole purpose of acting as a co-issuer with BCG of $170,000,000 aggregate principal amount of senior notes and $275,000,000 aggregate principal amount of Senior Discount Notes. The notes were issued on February 2, 1999 with all proceeds received by BCG.

          On August 6, 1999, the Company and Bresnan Capital Corporation commenced an offer to exchange all of the privately placed and outstanding senior notes and senior discount notes. At the completion of the exchange offer on September 3, 1999, all of the outstanding notes had been tendered for exchange.

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

     The following table sets forth for the periods indicated the percentage of our total revenue attributable to the sources indicated:


                                                    Nine Months Ended,
                                                   ------------------
                                                   1998          1999
                                                   ----          ----
Basic and preferred basic......................   76.7%          78.9%
Premium........................................    9.5%           8.1%
Other..........................................   13.8%          13.0%
                                                 -----          -----
     Total revenue.............................  100.0%         100.0%
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

Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

     Revenue increased $6.1 million or 9.1% to $72.5 million for the three months ended September 30, 1999 as compare to the same period in 1998, primarily as a result of basic and preferred basic tier rate increases, acquisitions and, to a lesser extent, growth in advertising, equipment rental and pay-per-view revenue. The basic and preferred basic tier rate increases included (1) amounts to cover our increase in programming costs and (2) regulated rate increases.

     Advertising and home shopping revenue grew by $1.2 million or 28.5% to $5.5 million due to an increase in customer buy rates and additional advertising insertion.

     Operating costs and expenses increased $8.6 million or 16.6% to $60.2 million for the three months ended September 30, 1999 as compared to the same period in 1998. In the three months ended September 30, 1999, programming expense increased $1.5 million or 9.4% to $17.4 million, operating expense increased $1.8 million or 33.4% to $7.4 million and selling, general and administrative expense increased $2.4 million or 14.3% to $18.8 million, in each case as compared to the same period in 1998.

     The increase in programming expense was caused by increases in rates charged by programming suppliers, including increases in rates relating to sports programming and the offering of new channels to our customers. Management anticipates that our programming costs will continue to increase in future periods.

     The increase in operating expense was primarily related to increases in insurance, taxes and supplies relating to merging the contributed TCI systems with the operations of Bresnan Communications Company. This increase in operating costs was partially offset by increases in capitalized labor and overhead resulting primarily from increased installation and construction activities. Selling, general and administrative expense increased due to increases in marketing expenses, advertising expenses and costs related to the reorganization. All other variable expenses increased as a result of an increase in the number of subscribers served.

     Depreciation and amortization increased $2.9 million or 20.8% to $16.6 million for the three months ended September 30, 1999 as compared to the same period in 1998 as a result of additional capital expenditures relating to the upgrade of the cable systems transferred to us by certain affiliates of TCI.

     Interest expense increased $12.8 million or 284.3% to $17.3 million for the three months ended September 30, 1999 as compared to the same period in 1998 as a result of the financings completed in February 1999.

     Operating income and net earnings decreased $2.5 million or 16.9% to $12.3 million and $14.7 million or 145.5% to a loss of $4.6 million, respectively, for the three months ended September 30, 1999 as compared to the same period in 1998.

     EBITDA increased $.4 million or 1.3% to $28.9 million for the three months ended September 30, 1999 as compared to the same period in 1998 as a result of increases in revenue being substantially offset by increases in programming expenses and selling, general and administrative expense. We believe that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage, and liquidity. In addition, our credit facility and the indenture which governs the notes contain certain covenants in which compliance is measured by computations substantially similar to those used in determining EBITDA. There are no legal restrictions on the use of EBITDA, other than those contained in our credit facility and indenture. Management expects that EBITDA will be used to satisfy working capital, debt service and capital expenditure requirements and other commitments and contingencies. EBITDA margin decreased from 43.0% to 39.9%, primarily as a result of expenses increasing at a rate greater than revenue.

Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

     Revenue increased $16.9 million or 8.8% to $209.7 million for the nine months ended September 30, 1999 as compared to the same period in 1998, primarily as a result of basic and preferred basic tier rate increases, acquisitions and, to a lesser extent, growth in advertising, equipment rental and pay-per-view revenue. The basic and preferred basic tier rate increases included (1) amounts to cover our increase in programming costs and (2) regulated rate increases. This increase in revenue was partially offset by a decrease in revenue from premium services of $1.1 million or 5.9% to $16.9 million due to a decrease in customers subscribing to such services resulting from changes in marketing of the premium services and the need, in certain instances, for customers to use a converter to receive these services.

     Advertising and home shopping revenue grew by $3.0 million or 24.5% to $15.0 million due to an increase in customer buy rates and additional advertising insertion.

     Operating costs and expenses increased $21.0 million or 14.0% to $170.5 million for the nine months ended September 30, 1999 as compared to the same period in 1998. In the nine months ended September 30, 1999, programming expense increased $6.0 million or 12.8% to $53.2 million, operating expense increased $3.2 million or 15.9% to $23.1 million and selling, general and administrative expense increased $9.3 million or 22.0% to $51.6 million, in each case as compared to the same period in 1998.

     The increase in programming expense was caused by increases in rates charged by programming suppliers, including substantial increases in rates relating to sports programming and the offering of new channels to our customers. Management anticipates that our programming costs will continue to increase in future periods.

     The increase in operating expense was primarily related to increases in insurance, taxes and supplies relating to merging the contributed TCI systems with the operations of Bresnan Communications Company. This increase in operating costs was partially offset by increases in capitalized labor and overhead resulting primarily from increased installation and construction activities. Selling, general and administrative expense increased due to increases in marketing expenses, advertising expenses, costs related to the reorganization and public relations costs incurred after February 2, 1999.

     Marketing and advertising expense increased $3.1 million to $12.8 million for the nine months ended September 30, 1999 as compared to the same period in 1998, as we increased our marketing efforts upon completion of the contribution agreement, described above, on February 2, 1999. All other variable expenses increased as a result of an increase in the number of subscribers served.

     Depreciation and amortization increased $2.4 million or 6.1% to $42.7 million for the nine months ended September 30, 1999 as compared to the same period in 1998.

     Interest expense increased $35.3 million or 253.5% to $49.2 million for the nine months ended September 30, 1999 as compared to the same period in 1998 as a result of the financings completed during this period.

     Operating income and net earnings decreased $4.1 million or 9.4% to $39.3 million and $46.3 million or 128.1% to a loss of $10.2 million, respectively, for the nine months ended September 30, 1999 as compared to the same period in 1998.

     EBITDA decreased $1.6 million or 1.9% to $82.0 million for the nine months ended September 30, 1999 as compared to the same period in 1998 as a result of increases in programming expenses and selling, general and administrative expense. EBITDA margin decreased from 43.3% to 39.1%, primarily as a result of expense increasing at a rate greater than revenue.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1999, we made capital expenditures of $59.4 million as we continued to upgrade the cable systems transferred to us by certain affiliates of TCI and continued rolling out digital cable and advanced analog cable services to our systems. Our business requires substantial cash for operations and capital expenditures. In addition, we have followed a strategy of expansion through selective acquisitions of cable television systems. To date, cash requirements have been funded by cash flow from operating activities, borrowings and the financings which occurred on February 2, 1999.

     Cash provided by operating activities was $48.2 million for the nine months ended September 30, 1999, a decrease of $26.3 million from the same period in 1998. This decrease was primarily a result of increased debt servicing costs associated with the February 2, 1999 formation transaction.

     As part of our transactions with certain affiliates of TCI, we became liable for debt assumed from TCI's affiliates in an aggregate amount of $708.9 million. The net proceeds from the financings related to the transfer of cable systems from certain affiliates of TCI to us and the cash contribution from Blackstone were used to pay amounts outstanding under Bresnan Communications Company's credit facility, the promissory note in favor of certain affiliates of TCI and debt assumed from TCI's affiliates. We will also be making cash distributions to William J. Bresnan and his affiliates and TCI and its affiliates upon finalizing the working capital adjustment under the terms of the contribution agreement. As of September 30, 1999, we have borrowed approximately $512 million under our credit facility and would have the ability to borrow an additional $134.6 million in revolving loans under this facility, subject to the covenants contained therein, after giving effect to the transfer of cable systems by certain affiliates of TCI and the related financings. We expect to continue to borrow funds under our credit facility. We may use such borrowings for general purposes, such as capital expenditures, and to finance future acquisitions. We have evaluated and expect to continue to evaluate possible strategic acquisitions and dispositions of related businesses and assets, some of which may be significant, on an ongoing basis and at any given time we may be engaged in discussions or negotiations or enter into agreements with respect thereto. In the event that we enter into additional definitive agreements with respect to acquisitions or joint ventures, we may require additional financing.

     We have entered into fixed interest rate exchange agreements to effectively fix or set maximum interest rates on portions of our floating rate long-term debt. We are exposed to credit loss in the event of nonperformance by the counterparties to the fixed interest rate exchange agreements. These exchange agreements have been entered into with a number of the institutions that are lenders under Bresnan Communications Company's old credit facility. As of September 30, 1999, the fixed interest rate exchange agreements effectively fix or set a maximum interest rates on an aggregate notional principal amount of $50.0 million with a LIBOR base rate between 8.00% and 8.02% upon the occurrence of certain events. The expiration dates of the exchange agreements range from April 1, 2000 to April 3, 2000. The difference between the fair market value and the book value of long-term debt and the exchange agreements as of June 30, 1999 was not material.

     Management believes that based on our current level of operations, cash flow provided from operating activities, together with expected availability under our subsidiaries' credit facility, subject to the covenants contained in that facility, will be sufficient to enable us to service indebtedness, make capital expenditures and meet operating costs and expenses for the next 18 months. If and when appropriate, we or our affiliates may elect to incur additional indebtedness or to raise equity in the public or private markets.

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

YEAR 2000

     During 1998 and the nine months of 1999, BCG, TCI, its affiliates and Bresnan Communications Company continued comprehensive efforts to assess and correct BCG's computer systems to ensure that the systems, software and equipment recognize, process and store information in the year 2000 and thereafter. Such year 2000 remedial efforts, include an assessment of our most critical systems, such as customer service and billing systems, headends and other cable plant, business support operations, and other equipment and facilities. We also continued our efforts to verify the year 2000 readiness of their significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess our partners and affiliates' year 2000 status.

     BCG, TCI, and its affiliates have formed year 2000 program management teams to organize and manage our year 2000 remedial efforts. The program management teams are responsible for overseeing, coordinating and reporting on their respective year 2000 remedial efforts. Since the transfer of cable systems from certain affiliates of TCI, assessment and the remediation of year 2000 issues for the systems transferred to us by certain affiliates of TCI has become our responsibility. We have continued the approach of the respective project teams since we obtained the cable systems from certain affiliates of TCI.

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

     As of September 30, 1999, the status of Bresnan Communications Company's projects related to those systems were as follows, with the majority of the Company's mission critical system being substantially complete.

     Phase 1 of the projects is complete;

     Phase 2 is in progress with expected completion by November 1999; and

     Phases 3 and 4 are underway, and will be completed in December 1999.

     The completion dates set forth above are based on current expectations. However, due to the uncertainties inherent in year 2000 remedial efforts, no guarantees can be given that the projects will be completed on these dates.

     The project management teams have completed an inventory of their important systems with embedded technologies and are determining the correct remedial approach. The embedded technologies assessments are expected to be complete by November, 1999.

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

     In addition to the survey process described above, management have identified their most critical supplier/vendor relationships and have instituted a verification process to determine the vendors' year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 teams. Bresnan Communications Company is testing to validate the year 2000 compliance of certain critical products and services.

     Costs

     To date, year 2000 costs have been approximately $1.4 million. Management of Bresnan Communications Company currently estimate our remaining year 2000 costs to be at least $.6 million. Although no assurances can be given, management currently expects that:

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

     The failure of addressable controllers contained in the cable television system headends could disrupt the delivery of premium services to customers and could necessitate crediting customers for failure to receive such premium services. In this unlikely event, management expects that it will identify and transmit the lowest cost programming tier. Unless other contingency plans are developed with the program suppliers, premium and adult content channels would not be transmitted until the addressable controller failure has been repaired.

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

RECENT ACCOUNTING STANDARDS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 135, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or
(3) foreign currency exposures of net investments in foreign operations. Although management of the Company has not completed its assessment of the impact of SFAS 133 on its consolidated results of operations and financial position, management estimates that the impact of SFAS 133 is not expected to be material.

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

     Our total debt outstanding as of September 30, 1999 is $866 million, include approximately $512 million of variable rate debt which is subject to interest rate exposure. A one percent increase in interest rates would increase our annual interest expense related to all our variable debt by approximately $5.1 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on our financial position, results of operations or liquidity. We have effectively converted $50 million of variable-rate debt to fixed-rate debt through the use of interest rate swaps that set a maximum LIBOR interest rate of approximately 8%.

     Our operations and expenses are all incurred in the United States and, therefore, we have no foreign currency exposure.

                        BRESNAN COMMUNICATIONS GROUP LLC

PART II.     OTHER INFORMATION

     Item 5.   Other Information

          On August 31, 1999 and September 29, 1999, the Company's subsidiary, BTC entered into agreements to acquire cable television systems serving approximately 11,400 basic subscribers in Minnesota for an aggregate of approximately $26 million. On August 31, 1999, BTC also entered into agreements to acquire cable television systems serving approximately 12,300 basic subscribers in Wisconsin for an aggregate of approximately $36.9 million. The Company anticipates the transactions to be consummated either late in the fourth quarter of 1999 or in the first quarter of 2000.

          On August 6, 1999, the Company and Bresnan Capital Corporation commenced an offer to exchange all of the privately placed and outstanding $170,000,000 aggregate principal amount of their 8% Senior Notes due 2009 and $275,000,000 aggregate principal amount at maturity of their 9.25% Senior DiscountNotes due 2009 for an aggregate principal amount of $170,000,000 of their registered 8% Senior Notes due 2009, Series B and an aggregate principal amount at maturity of $275,000,000 of their registered 9.25% Senior Discount Notes due 2009, Series B. At the completion of the exchange offer on September 3, 1999, all of the outstanding notes had been tendered for exchange.

     Item 6.   Exhibit and Reports on Form 8-K

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

               (b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

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

     Date:      November 12, 1999    By:   /s/ Jeffrey S. DeMond
                                           ----------------------------
                                           Name:  Jeffrey S. DeMond
                                           Title: Executive Vice President and
                                                  Chief Financial Officer

                                     BRESNAN CAPITAL CORPORATION

     Date:      November 12, 1999    By:   /s/ Jeffrey S. DeMond
                                           ----------------------------
                                           Name:  Jeffrey S. DeMond
                                           Title: Vice President

                                  EXHIBIT INDEX

The following exhibit is filed herewith (according to the number assigned to it in Item 601 of Regulation S-K) as noted:

          (27) Bresnan Communications Group, LLC Financial Data Schedule